Form 10-Q
period 1996-06-30
HOME FINANCIAL CORP/DE
filed 1996-08-13
CIK 921151

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                       __________________________________

                                   Form 10-Q

[Mark One]
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarter ended June 30, 1996

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________________ to______________
                                          Commission File Number: 0-24748
                                                                  -------
                           HOME FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             DELAWARE                                    65-0508062
- - --------------------------------                -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                  Number)


                1720 HARRISON STREET, HOLLYWOOD, FLORIDA 33020
              -----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:       (954) 925-3211
                                                          --------------


         --------------------------------------------------------------
         Former name, former address and former fiscal year, if changed since last report


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No _____
                                                ---
APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: There were 24,716,619 shares of the Registrant's common stock outstanding as of August 5, 1996.

                  Home Financial Corporation and Subsidiaries

                                     INDEX


                                                                                         Page
                                                                                         ----
PART I.     FINANCIAL INFORMATION

            Item 1.  Financial Statements

            Consolidated Statements of Financial Condition as of June 30, 1996,
            and September 30, 1995                                                         1

            Consolidated Statements of Operations for the three month periods ended
            June 30, 1996, and June 30, 1995                                               2

            Consolidated Statements of Operations for the nine month periods ended
            June 30, 1996, and June 30, 1995                                               3

            Consolidated Statements of Cash Flows for the nine month periods ended
            June 30, 1996, and June 30, 1995                                               4

            Notes to Consolidated Financial Statements                                     5

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                             8

PART II.    OTHER INFORMATION                                                             14

                  Home Financial Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                 (In Thousands)


                                    ASSETS

                                                                         June 30,     September 30,
                                                                           1996           1995
                                                                       (Unaudited)
                                                                       -----------   -------------
Cash
  Non-interest bearing                                                  $    5,005    $    6,133
  Interest-bearing                                                          60,144        17,264
                                                                        ----------    ----------
    Total cash                                                              65,149        23,397

Mortgage securities available for sale                                     678,627       724,698
Other securities available for sale                                        216,813       185,522
Loans receivable, net                                                      214,813       249,665
Federal Home Loan Bank stock, at cost                                        6,870         6,872
Accrued interest on loans receivable                                           459           343
Real estate acquired through foreclosure                                         1             1
Real estate held for investment, net                                            --         9,835
Premises and equipment, net                                                  6,083         6,375
Prepaid taxes                                                                1,894         3,650
Other assets                                                                25,003         2,503
                                                                        ----------    ----------
    Total assets                                                        $1,215,712    $1,212,861
                                                                        ==========    ==========



                              LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                $  888,326    $  871,302
Advances from borrowers for taxes and insurance                              4,500         7,425
Income taxes
  Current                                                                      366           155
  Deferred                                                                  10,551        11,802

Other liabilities                                                           10,387        11,971
                                                                        ----------    ----------
    Total liabilities                                                      914,130       902,655

Commitments and contingencies                                                   --            --

Stockholders' equity
Preferred stock-authorized, 2,000,000 shares, none issued                       --            --
Common stock-authorized, 38,000,000 shares at $0.10 par
 value; 24,716,619 and 24,585,413 shares issued and outstanding at
 June 30, 1996 and September 30, 1995, respectively                          2,486         2,459
Additional paid-in capital                                                 194,317       193,577
Retained earnings, substantially restricted                                132,430       137,207
Required contributions for shares acquired by ESOP and RRP                 (18,220)      (19,562)
Net unrealized losses on securities available for sale                      (9,431)       (3,475)
                                                                        ----------    ----------
    Total stockholders' equity                                             301,582       310,206
                                                                        ----------    ----------
    Total liabilities and stockholders' equity                          $1,215,712    $1,212,861
                                                                        ==========    ==========

                  Home Financial Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Earnings Per Share)

                                                                 (Unaudited)
                                                      For the Three Months Ended June 30,
                                                      -----------------------------------
                                                              1996           1995
                                                             -------        -------
Interest income:
  Loans                                                      $ 6,054        $ 5,918
  Mortgage securities                                         11,720         11,890
  Other securities                                             4,259          4,128
                                                             -------        -------
    Total interest income                                     22,033         21,936

Interest expense:
  Deposits                                                    11,213         11,083
  Borrowings                                                      34             --
                                                             -------        -------
    Total interest expense                                    11,247         11,083
                                                             -------        -------
Net interest income                                           10,786         10,853
Provision for loan losses                                         50             30
                                                             -------        -------
Net interest income after provision for loan losses           10,736         10,823

Other income:
  Fees and service charges                                       332            601
  Rental income                                                  195            207
  Net gain on sale of mortgage securities                        258             24
  Net gain on sale of other securities                            34             30
  Other income                                                    67             15
                                                             -------        -------
    Total other income                                           886            877

Other expense:
  Employee compensation and benefits                           2,312          2,517
  Occupancy and equipment                                        430            451
  Federal deposit insurance premiums                             504            490
  Other operating                                                664            542
                                                             -------        -------
    Total other expense                                        3,910          4,000
                                                             -------        -------
Income from continuing operations before income taxes          7,712          7,700

Income taxes:
  Current                                                        (22)        12,116
  Deferred                                                     3,070         (9,200)
                                                             -------        -------
    Total income taxes                                         3,048          2,916
                                                             -------        -------
      Income from continuing operations                        4,664          4,784

    Income (loss) from discontinued operations
     (net of related tax effects)                             (4,987)           551
                                                             -------        -------
      Net income (loss)                                      $  (323)       $ 5,335
                                                             -------        -------

Earnings (loss) per common share:
    Continuing operations                                    $  0.20        $  0.21
    Discontinued operations                                  $ (0.21)       $  0.02
                                                             -------        -------
    Earnings (loss) per common share                         $ (0.01)       $  0.23
                                                             -------        -------

                  Home Financial Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Earnings Per Share)

                                                               (Unaudited)
                                                      For the Nine Months Ended June 30,
                                                      ----------------------------------
                                                             1996           1995
                                                           -------        ---------
Interest income:
  Loans                                                    $19,078         $ 17,900
  Mortgage securities                                       36,387           33,063
  Other securities                                          11,523           12,109
                                                           -------         --------
    Total interest income                                   66,988           63,072

Interest expense:
  Deposits                                                  34,200           29,996
  Borrowings                                                    48               --
                                                           -------          -------
    Total interest expense                                  34,248           29,996
                                                           -------          -------
Net interest income                                         32,740           33,076
Provision for loan losses                                      125               90
                                                           -------         --------
Net interest income after provision for loan losses         32,615           32,986

Other income:
  Fees and service charges                                   1,065            1,626
  Rental income                                                591              591
  Net gain on sale of mortgage securities                    1,000               62
  Net gain on sale of other securities                         434              110
  Other income                                                 287              328
                                                           -------         --------
    Total other income                                       3,377            2,717

Other expense:
  Employee compensation and benefits                         6,866            6,610
  Occupancy and equipment                                    1,237            1,400
  Federal deposit insurance premiums                         1,496            1,465
  Other operating                                            2,079            1,893
                                                           -------         --------
    Total other expense                                     11,678           11,368
                                                           -------         --------
Income from continuing operations before income taxes       24,314           24,335

Income taxes:
  Current                                                    6,588           20,526
  Deferred                                                   2,872          (11,082)
                                                           -------         --------
    Total income taxes                                       9,460            9,444
                                                           -------         --------
      Income from continuing operations                     14,854           14,891

    Income (loss) from discontinued operations
     (net of related tax effects)                           (4,987)             585
                                                           -------         --------

    Net income                                             $ 9,867         $ 15,476
                                                           -------         --------
Earnings per common share:
  Continuing operations                                    $  0.63         $   0.64
  Discontinued operations                                  $ (0.21)        $   0.03
                                                           -------         --------
  Earnings per common share                                $  0.42         $   0.67
                                                           -------         --------


                  Home Financial Corporation and Subsidiaries

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                  (Unaudited)
                                                                        For the Nine Months Ended June 30,
                                                                        ----------------------------------
                                                                            1996                1995
                                                                         ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net cash provided by operating activities                            $   2,470           $  22,928

CASH FLOWS FROM INVESTING ACTIVITIES:
  Loan originations and principal collections on loans                      33,210             (12,172)
  Proceeds from sale of real estate acquired through
   foreclosure                                                                  22               1,205
  Proceeds from sale of loans                                                  478                 197
  Proceeds from repayments of mortgage securities                           83,153              36,734
  Proceeds from sale of mortgage securities                                 89,275              10,936
  Proceeds from sale of other securities                                   159,064              81,547
  Proceeds from sale of real estate held for investment                        253                 303
  Purchase of mortgage securities                                         (132,185)           (137,400)
  Purchase of other securities                                            (194,674)           (161,100)
  Purchase of other operating and non-operating assets                        (139)               (272)
                                                                         ---------           ---------
    Net cash provided by (used in) investing activities                     38,457            (180,022)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits                                       17,024             (38,612)
  Net proceeds from issuance of common stock                                 2,310             157,120
  Dividends paid on common stock                                           (13,568)             (7,482)
  Decrease in advances from borrowers for taxes and insurance               (2,925)               (787)
  Repurchase of common shares                                               (2,016)             (8,020)
                                                                         ---------           ---------
    Net cash provided by financing activities                                  825             102,219
                                                                         ---------           ---------
  Increase (decrease) in cash and cash equivalents                          41,753             (54,875)
  Cash and cash equivalents at beginning of period                          23,397              79,044
                                                                         ---------           ---------
  Cash and cash equivalents at end of period                             $  65,149           $  24,169
                                                                         =========           =========
SUPPLEMENTAL DISCLOSURES:

Interest paid on deposits and borrowings                                 $  34,190           $  29,933
                                                                         =========           =========
Income taxes paid                                                        $   4,509           $  11,400
                                                                         =========           =========
Transfers from loans to real estate acquired through foreclosure         $      10           $      29
                                                                         =========           =========
Transfers from real estate acquired through foreclosure to loans         $      13           $      --
                                                                         =========           =========
Transfers from loans to other assets                                     $  13,072           $      --
                                                                         =========           =========
Transfers from real estate held for investment to others assets          $   7,397           $      --
                                                                         =========           =========
NON-CASH TRANSACTION:

Loss from discontinued operations                                        $  (4,987)          $      --
                                                                         =========           =========

                  Home Financial Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The following is a summary of the significant accounting policies which have been consistently applied in the preparation of the consolidated financial statements:

1.       Basis of Presentation and Principles of Consolidation
         -----------------------------------------------------

On October 24, 1994, Home Financial Corporation, M.H.C. (the "Holding Company"), which owned approximately 72% of Home Savings Bank, F.S.B.'s (the "Bank") common stock, consummated a Plan of Conversion and Reorganization (the "Plan"), pursuant to which the Holding Company changed its name to Home Financial Corporation ("Home Financial") and converted from the mutual to stock form of organization, resulting in an increase in Home Financial's capital of approximately $169.3 million and the ownership of Home Financial being transferred from the Bank's depositors (and certain borrowers) to persons (including the Bank's Employee Stock Ownership Plan), who purchased stock in the Conversion stock offering and persons who exchanged common stock of the Bank for common stock of Home Financial.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions for Form 10-Q; and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (GAAP). However, all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the consolidated financial statements have been included. Operating results for the three and nine month periods ended June 30, 1996, are not necessarily indicative of the results which may be expected for the year ended September 30, 1996. For further information, refer to the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended September 30, 1995.

The accompanying consolidated financial statements include the accounts of Home Financial Corporation, and its wholly owned subsidiaries Home Savings Bank, F.S.B. (the "Bank"), and American Home Service Corporation ("AHSC"), which primarily invests in real estate, collectively referred to as the "Company" or the "Registrant". All significant intercompany transactions and balances have been eliminated in consolidation.

2.       Financial Statement Reclassifications
         -------------------------------------

Certain amounts in the three and nine month periods ended June 30, 1995 have been reclassified to conform to the June 30, 1996 consolidated financial statement presentation for the respective periods.

3.       Mortgage Securities
         -------------------

The Registrant purchases mortgage-backed securities and mortgage related securities, such as collateralized mortgage obligations ("CMOs") and real estate mortgage investment conduits ("REMICs"), collectively referred to as "mortgage securities".

Mortgage-backed securities represent a participation interest in a pool of single-family or multi-family mortgage loans. Issuers of these securities may be private issuers, or agencies including FHLMC, FNMA or GNMA that guarantee the payment of principal and interest to investors.

                  Home Financial Corporation and Subsidiaries

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

CMOs and REMICs are typically issued by a special purpose entity, organized as a trust, corporation, or partnership. The issuer aggregates pools of mortgage-backed securities and/or whole mortgage loans, which are used to collateralize the CMO or REMIC. The Registrant only invests in CMOs rated AA or higher. Such securities are debt obligations of the issuer and are generally divided into tranches whereby cash flows from the underlying collateral are split among three, four, or more tranches. Interest is paid on each tranche, then the principal is paid to retire the securities according to the priority of the tranches, frequently in descending order of priority. The Registrant invests primarily in the following tranches: first and second sequential, planned amortization class ("PAC"), and targeted amortization class ("TAC") with an average life at the time of purchase of three years not to extend to more than six years if rates rise 400 basis points, and support or companion floating rate tranches.

The actual maturity of a mortgage security varies, depending on when the mortgagors repay or prepay the underlying mortgages collateralizing a mortgage-backed security, CMO, or REMIC. Prepayments of the underlying mortgages may shorten the life of the mortgage security, thereby affecting its yield to maturity and its related market value, based upon the amount of premium or discount at purchase. The yield is based upon the interest income and the amortization of premium or accretion of discount related to the mortgage security. The Registrant utilizes the level yield method to amortize premiums and accrete discounts. The prepayment assumptions used to determine the period for premium amortization or discount accretion can significantly affect the yield calculation of mortgage securities; accordingly, such assumptions are reviewed periodically to reflect the actual prepayment experience. The actual prepayments of the underlying mortgages serving as collateral for mortgage securities depend on many factors, including mortgage type, coupon rate, age of the mortgages, geographical location of the underlying real estate collateralizing the mortgages, general levels of market interest rates, and general economic conditions. The difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates is an important determinant in the rate of prepayments. During periods of falling mortgage interest rates, prepayments generally increase. If the interest rates of underlying mortgages significantly exceed the prevailing market interest rates offered for mortgage loans, refinancing generally increases, resulting in accelerated prepayments of the underlying mortgages. Conversely, if the underlying interest rates are significantly below prevailing market rates, refinancing generally decreases, resulting in slower prepayments.

The Registrant, as an investor in mortgage securities, is inherently subject to reinvestment risk. As the mortgage securities amortize or prepay, the Registrant may not be able to reinvest the proceeds of such repayments and prepayments at a comparable yield, particularly if the mortgage securities were acquired in a higher interest rate environment.

4.       Mortgage Securities and Other Securities Available for Sale
         -----------------------------------------------------------

Mortgage securities and other securities available for sale are carried at fair value (market value), inclusive of unrealized gains and/or losses, and net of discount accretion and premium amortization computed using the level yield method. Net unrealized gains and losses are reflected as a separate component to stockholders' equity, net of applicable deferred taxes.

Mortgage securities and other securities are designated for the available for sale portfolio at the time of purchase. It is management's intention to classify the majority of its mortgage securities and other securities as available for sale, as the Registrant will actively manage these assets to ensure it has adequate liquidity and capital. Should any of these assets be sold, gains and losses will be recognized based on the specific-identification method.

5.       Trading Securities
         ------------------

Mortgage securities and other securities held in the Registrant's trading account are carried at market value, adjusted for premiums and discounts that are recognized in interest income using the level yield method over the period to maturity. Realized and unrealized gains and losses are recognized in the statement of income as incurred. The Registrant held no trading securities as of June 30, 1996 and September 30, 1995, and has no intention of entering into trading activities at this time.

                  Home Financial Corporation and Subsidiaries

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

6.       Mortgage Securities and Other Securities Held to Maturity
         ---------------------------------------------------------

Mortgage securities and other securities held to maturity are carried at amortized cost. Mortgage securities and other securities which the Registrant has the positive intent and ability to hold to maturity, are designated as held-to-maturity securities. Such securities may be sold or transferred to the available for sale or trading securities classification only as a result of isolated, nonrecurring, or unusual changes in circumstances which the Registrant could not have reasonably anticipated, such as a change in statutory or regulatory requirements regarding investment limitations or a significant deterioration in a security issuer's credit-worthiness.

7.       Income Taxes
         ------------

Deferred income taxes have been provided for elements of income and expense which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the statement of financial condition date, to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

8.       Required Contributions for Shares Acquired by ESOP and RRP
         ----------------------------------------------------------

In connection with the consummation of the Plan, the ESOP, sponsored by the Registrant for eligible employees, borrowed funds from the Registrant to purchase 8.0% of the common stock issued by the Registrant in the Conversion stock offering. The loan will be repaid principally from the Registrant's contributions to the ESOP over a period of up to 10 years. Accordingly, an amount representing unearned employee compensation, equivalent in value to the unpaid balance of the loan to the ESOP, is recorded as a deduction from stockholders' equity. The Registrant purchased shares for the RRP after receiving stockholder approval on January 25, 1995 in an amount equal to approximately 4% of total stock sold in the Conversion stock offering. The cost of these shares is being amortized over a period of 5 years, allocated at 20.0% per year beginning one year from the date of stockholder approval with the unamortized balance being recorded as a reduction to stockholders' equity.

9.       Earnings (Loss) Per Share
         -------------------------

Earnings (loss) per share for the three and nine months ended June 30, 1996, were calculated based on weighted average shares outstanding of 23,497,784 and 23,432,322 respectively, excluding unallocated ESOP shares in accordance with AICPA Statement of Position No. 93-6. Earnings per share for the three and nine months ended June 30, 1995 was calculated based on weighted average shares outstanding of 23,240,494 and 23,180,731, respectively excluding unallocated ESOP shares in accordance with AICPA Statement of Position No. 93-6. Stock options are considered common stock equivalents unless their inclusion would be antidilutive.

10.      Quarterly Cash Dividend
         -----------------------

On May 28, 1996, the Board of Directors declared a $0.20 per common share cash dividend payable to stockholders of record on July 5, 1996. This dividend was paid on July 12, 1996.

                  Home Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM SEPTEMBER 30, 1995,
- - ------------------------------------------------------------------
TO JUNE 30, 1996.
- - -----------------

ASSETS.

Total assets increased by $2.9 million, or 0.2% from $1.213 billion at September 30, 1995 to $1.216 billion at June 30, 1996, due to net increases in interest-bearing cash and other securities available for sale which were partially offset by net decreases in the mortgage securities available for sale, and mortgage loan portfolios.

Non-interest bearing cash decreased by $1.1 million or 18.4%, from $6.1 million at September 30, 1995 to $5.0 million at June 30, 1996. Interest-bearing cash increased by $42.9 million or 248.4% from $17.3 million at September 30, 1995 to $60.1 million at June 30, 1996, primarily due to the net increase in cash from investing activities of $38.5 million, and net increases in cash and cash equivalents by operating and financing activities of $3.3 million.

The Registrant's mortgage securities available for sale portfolio decreased $46.1 million or 6.4% at June 30, 1996 as compared to September 30, 1995, due to the net effect of $132.2 million of purchases, $79.5 million of repayments, $78.6 million of sales, $14.3 million of payoffs, $100,000 of calls, $0.5 million of write downs, and a $5.3 million decrease in the aggregate market value of the mortgage securities available for sale portfolio. The Registrant's other securities available for sale portfolio increased by $31.3 million or 16.9% at June 30,1996 as compared to September 30, 1995 due to the net effect of $194.6 million of purchases, $100,000 of repayments, $18.5 million of sales, $5.0 million of payoffs, $64.2 million of calls, $71.2 million of maturities, and a $4.3 million decrease in the aggregate market value of the other securities available for sale portfolio. The net $9.6 million market value decline of the mortgage securities and other securities available for sale portfolios was principally due to interest rates increasing an average of 16 basis points in the three month through one year sector of the treasury curve and an average of 37 basis points in the two year through five year sector as well as the volatility in the market caused by the concern regarding whether the Federal Reserve would move to tighten policy by raising the fed funds rate. Additionally, prepayments decreased resulting in a longer average life for the mortgage securities portfolio.

Management believes that the Bank is currently in full compliance with Office of Thrift Supervision (" OTS") guidelines governing securities, including Thrift Bulletin ("TB") 52. Among other things, TB-52 sets forth certain guidelines with respect to depository institutions' investments in certain "High-Risk Mortgage Securities". "High-Risk Mortgage Securities" are defined as any mortgage derivative product that at the time of purchase, or at any subsequent date, meets any of the following three tests: (i) the expected remaining weighted average life (i.e., the expected time until repayment of principal on a mortgage-backed security) of the security exceeds ten years;
(ii) the expected remaining weighted average life of the security extends by more than four years in the event of an immediate and sustained parallel shift in the yield curve of plus 300 basis points; (iii) the expected remaining weighted average life of the security shortens by more than six years in the event of an immediate and sustained parallel shift in the yield curve of negative 300 basis points; or (iv) the estimated change in the price of the security is more than 17 percent in the event of an immediate and sustained parallel shift in the yield curve of plus or minus 300 basis points. Additionally, floating-rate tranches that are tied to a conventional widely-used index are subject only to test (iv) above if the current interest rate on the tranche is below the maximum contractual interest rate on the tranche (i.e., the "cap rate"). Floating rate tranches tied to other indices are subject to all four tests. Superfloaters and inverse floaters are also subject to all four tests. These High-Risk Mortgage Securities may be purchased only in limited circumstances, and if held in portfolio, must be reported as either trading securities or as available for sale securities, in accordance with SFAS No. 115 (which essentially states that these securities will be carried at market value, with fluctuations in market value of trading securities reported as adjustments to earnings in the current reporting period and fluctuations of securities classified as available for sale being reported as adjustments to stockholders' equity). In certain circumstances, OTS examiners may seek orderly divestiture of such High-Risk Mortgage Securities. The Bank currently has not classified any of its securities as trading securities, nor, at the present time, does it maintain any trading accounts. A mortgage derivative product that was not a High-Risk Mortgage Security when it was purchased may later fall into such category. Once a mortgage derivative product has been classified as high-risk, it may be reclassified as nonhigh-risk only if, at the end of two consecutive quarters, it does not meet the definition of a High-Risk Mortgage Security.

                  Home Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

The Bank has established strict policy guidelines concerning the purchase of securities classified as High-Risk Mortgage Securities. At June 30, 1996, the Registrant had 10 mortgage securities classified as "high risk" under TB-52, totalling $14.1 million in aggregate market value, or 2.1% of the mortgage securities portfolio, as compared to September 30, 1995, at which time the Registrant had so classified 13 of such securities with an aggregate market value of $31.1 million or 4.3% of the mortgage securities portfolio. During the nine months ended June 30, 1996, three securities with a market value of $14.5 million were removed from the "high risk" classification because they passed the TB-52 stress test for two consecutive quarters. The decrease in the amount of "high risk" mortgage securities is reflective of a lower interest rate environment and more stable prepayments during the period ended June 30, 1996, as compared to the period ended September 30, 1995. Of the $14.1 million High Risk Mortgage Securities, $1.0 million are Inverse and Leveraged Floating Rate collateralized mortgage obligations ("CMO's") and $1.6 million are Principal Only mortgage-backed securities. The remaining $11.5 million are considered High Risk Mortgage Securities because the average life extends more than four years or the price changes by 17.0% or more when subjected to the TB-52 stress test. Because of the Registrant's large portfolio of mortgage securities and the prepayment uncertainty exhibited by such securities, there is a possibility that market interest rate increases would result in additional mortgage securities being classified as High Risk Mortgage Securities. The reclassification would not necessarily result in any loss of principal to the Registrant, although market value declines are likely to adversely affect stockholders' equity.

At June 30, 1996 the Registrant's other securities available for sale portfolio contained $24.3 million of Structured Notes, as described in TB-65, or 11.2% of the total other securities portfolio. Of the $24.3 million of Structured Notes, $10.0 million are dual-indexed U.S. Government agency securities using a multiple of the Prime rate minus 3-month LIBOR, $9.6 million are step-up U.S. Government agency securities, and $4.7 million are de-leveraged U.S. Government agency securities. These securities contain no credit or liquidity risk, but do contain market risk. The $24.3 million market value at June 30, 1996 is $1.0 million, or 4.0% less than the historical amortized cost basis of the securities of $25.3 million.

The Registrant's net loan portfolio decreased by $34.9 million, or 14.0% to $214.8 million at June 30, 1996 from $249.7 million at September 30, 1995. The decrease was primarily attributable to the sale, by American Home Service Corporation ("AHSC"), of seven loans totalling $18.7 million in the quarter ended June 30, 1996, in addition to principal repayments of approximately $67.3 million outpacing loan originations of $49.9 million. Commercial real estate loans accounted for the most significant loan originations totalling approximately $34.1 million, followed by single-family loans totalling $9.3 million, and multi-family loans totalling $6.5 million.

The Registrant's nonperforming assets (e.g., loans over 90 days or more past due, nonaccruing loans and real estate acquired through foreclosure) increased by $2.9 million to a total of $4.6 million at June 30, 1996 from $1.7 million at September 30, 1995. The increase was primarily due to the classification of four multi-family loans with an aggregate principal balance of $3.9 million to substandard during the quarter ended June 30, 1996, 16 single-family loans totalling $0.4 million, and one commercial real estate loan with a principal balance of 44,000, offset by the removal of 26 one-to-four family residential loans with principal balances totalling approximately $0.6 million from non-accrual status due to reclassification to current or being repaid in full, and the reclassification of one land loan with a principal balance of $0.6 million from non-accrual to current.

Other assets increased by $22.5 million, or 898.9% to $25.0 million at June 30, 1996 from $2.5 million at September 30, 1995. This increase was primarily due to the reclassification of the assets related to discontinued operations at net realizable value. Such assets consisted substantially of real estate held for investment in the amount of $7.1 million and certain loans receivable in the amount of $13.0 million.

LIABILITIES.

Deposits increased by $17.0 million, or 2.0% to $888.3 million at June 30, 1996 from $871.3 million at September 30, 1995. Increases were primarily recorded in certificates of deposits of $22.7 million during the nine month period ended June 30, 1996 due to the Registrant continuing to offer competitive short-term deposit rates within the marketplace.

Advances from borrowers for taxes and insurance decreased by $2.9 million, or 39.4% to $4.5 million at June 30, 1996 from $7.4 million at September 30, 1995, due to the Registrant making seasonal and periodic tax and insurance payments for its borrowers.

                  Home Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

Other liabilities decreased by $1.6 million, or 13.2% to $10.4 million at June 30, 1996 from $11.9 million at September 30, 1995. The decrease was the net result of an the absence of a $5.0 million item which represented the recording of an investment which was purchased at September 30, 1995, however the funds were not disbursed until the next business day, a $0.4 million decrease in real estate taxes accrued due to the sale of real estate held by AHSC, offset by a $1.3 million increase of common stock cash dividends payable, an increase of approximately $0.9 million in the Employee Stock Ownership Plan and the Recognition and Retention Plan benefit accruals, and a $1.7 million increase in security deposits held in connection with the AHSC's sale of loans and real estate.

CAPITAL.

The Registrant's total stockholders' equity decreased by $8.6 million, or 2.8% to $301.6 million at June 30, 1996 from $310.2 million at September 30, 1995. The decrease was primarily the net result of the Registrant recording net income of $9.9 million consisting of income from continuing operations of $14.9 million and a loss from discontinued operations of $5.0 million, receiving $2.8 million upon the issuance of common stock as options were exercised, and a reduction of the ESOP and RRP capital accounts due to paydowns of $1.3 million, all of which were partially offset by the payment of cash dividends in the amount of $14.6 million during the first three quarters of fiscal 1996, the repurchase of common stock for benefit plans during the third quarter of $2.0 million, and a change in net unrealized losses on the securities available for sale portfolio of $6.0 million. The OTS requires that the Registrant's subsidiary, Home Savings Bank, F.S.B. (the "Bank") meet the minimum regulatory tangible, core, and risk-based capital requirements. At June 30, 1996, the Registrant exceeded all such regulatory capital requirements.

The Bank's required, actual and excess regulatory capital levels as of June 30, 1996 were as follows:


                                 REQUIRED                ACTUAL                  EXCESS OF
                            -----------------      ---------------------        ACTUAL OVER
                                        % OF                      % OF          REGULATORY
                            AMOUNT     ASSETS      AMOUNT        ASSETS         REQUIREMENT
                            ------     ------      ------       --------        -----------
                                           (Dollars in Thousands)
Tangible Capital           $17,354      1.5%      $236,263        20.42%         $218,909
Core Capital               $34,707      3.0%      $236,263        20.42%         $201,556
Risk-Based Capital         $30,310      8.0%      $239,409        63.19%         $209,099

LIQUIDITY.

The Registrant maintains an average daily balance of liquid assets (e.g., cash, certain time deposits, and specified United States government, state or federal agency obligations, etc.) equal to a monthly average of not less than 5% of its net withdrawable deposits plus short-term borrowings as required by the OTS.
At June 30, 1996, the Registrant's regulatory liquidity position was $192.3 million, or 21.7%, compared to $187.2 million, or 21.3% at September 30, 1995. The Registrant adjusts its liquidity levels in order to meet funding needs for deposit outflows, repayment of borrowings, when applicable, and loan commitments. The Registrant also adjusts liquidity as appropriate to meet its asset and liability management objectives.

                  Home Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

COMPARISON OF OPERATING RESULTS FOR THE THREE AND NINE MONTH PERIODS ENDED
- - --------------------------------------------------------------------------
JUNE 30, 1996 AND 1995.
- - -----------------------

INTEREST INCOME.

Total interest income increased by $0.1 million, or 0.4% to $22.0 million for the three months ended June 30, 1996 compared to $21.9 million for the three months ended June 30, 1995. Total interest income increased by $3.9 million, or 6.2% to $67.0 million for the nine months ended June 30, 1996 compared to $63.1 million for the nine months ended June 30, 1995. The increases reflect growth of $43.1 million in average interest-earning assets to $1.20 billion for the three months ended June 30, 1996 from $1.15 billion for the three months ended June 30, 1995, partially offset by a decrease in the average yield to 7.4% from 7.6%, respectively, and an increase of $88.0 million in average interest-earning assets to $1.20 billion for the nine months ended June 30, 1996, from $1.11 billion for the nine months ended June 30, 1995, which was partially offset by a decrease in the average yield to 7.5% from 7.6%, respectively.

Interest income on loans increased by $0.1 million or 2.3% to $6.1 million for the three months ended June 30, 1996 as compared to $5.9 million for the three months ended June 30, 1995. Although the average balance of loans decreased by $13.1 million, or 5.6% to $222.4 million for the three months ended June 30, 1996 from $235.5 million for the three months ended June 30, 1995, the average yield on loans increased to 10.9% from 10.1%, for the three month periods,
respectively.   Interest income on loans increased by $1.2 million or 6.6% to
$19.1 million for the nine months ended June 30, 1996, compared to $17.9 million for the nine months ended June 30, 1995. The increase was primarily due to the average yield on loans increasing to 10.7% for the nine months ended June 30, 1996 from 10.4% for the nine months ended June 30, 1995, as well as the average balance of loans increasing by $7.8 million to $238.4 million for the nine months ended June 30, 1996 from $230.6 million for the nine months ended June 30, 1995.

Interest income on mortgage securities decreased by $0.2 million, or 1.4% to $11.7 million from $11.9 million for the three months ended June 30, 1996 as compared to June 30, 1995. This decrease was the net result of an increase of $22.8 million in the average mortgage securities portfolio balance to $704.1 million for the three months ended June 30, 1996 from $681.3 million for the same period in 1995, partially offset by the average yield on mortgage securities decreasing to 6.7% for the three month period ended June 30, 1996 from 7.0% for the three month period ended June 30, 1995. Interest income on mortgage securities increased by $3.3 million, or 10.1% to $36.4 million from $33.1 million for the nine months ended June 30, 1996 as compared to the nine months ended June 30, 1995. This increase is due primarily to an increase of $80.5 million in the average mortgage securities portfolio balance to $719.2 million for the nine months ended June 30, 1996 from $638.7 million for the same period in 1995, offset by a slight decrease in the average yield to 6.8% from 6.9% for the nine month periods, respectively.

Interest income on other securities increased by $0.1 million, or 3.2% to $4.3 million for the three months ended June 30, 1996 from $4.1 million for the same period in the previous year. The increase was attributable to the increase in the average balance of the other securities portfolio to $270.4 million from $236.9 million for the three month period ended June 30, 1996 compared to the three months ended June 30, 1995, offset by a decrease in the average yield to 6.3% from 7.0% for the three month periods, respectively. Interest income on other securities decreased by $0.6 million, or 4.8% to $11.5 million for the nine months ended June 30, 1996 as compared to $12.1 million for the nine months ended June 30, 1995. Although the average balance of other securities showed no change at $240.4 million for the nine months ended June 30, 1996 and for the nine months ended June 30, 1995, a decrease in the average yield to 6.4% from 6.7% primarily resulted in the decrease of interest income.

INTEREST EXPENSE.

Interest expense increased by $0.2 million, or 1.5% to $11.2 million for the three month period ended June 30, 1996 from $11.1 million for the three month period ended June 30, 1995. Interest expense increased by $4.3 million, or 14.2% to $34.2 million for the nine months ended June 30, 1996 from $30.0 million for the nine months ended June 30, 1995. These increases were primarily attributable to the increase in the average balance of deposits by $37.6 million to $886.9 million for the three months ended June 30, 1996 from $849.3 million for the three months ended June 30, 1995, and by $36.9 million to $884.1 million for the nine months ended June 30, 1996 from $847.2 million for the nine months ended June 30, 1995.

                  Home Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

NET INTEREST INCOME.

Net interest income decreased by $0.1 million, or 0.6% to $10.8 million for the three months ended June 30, 1996 from $10.9 million for the three months ended June 30, 1995 and by $0.3 million, or 1.0% to $32.7 million for the nine months ended June 30, 1996 from $33.1 million for the nine months ended June 30, 1995. These decreases were primarily the result of the net interest rate spread decreasing to 2.3% from 2.4% for the three month periods ended June 30, 1996 and June 30, 1995 and to 2.3% from 2.9% for the nine month periods ended June 30, 1996 and June 30, 1995, respectively. The decreases were also the result of the net interest margin decreasing to 3.6% from 3.8% for the three months ended June 30, 1996 as compared to June 30, 1995, and to 3.6% from 4.0% for the nine months ended June 30, 1996 as compared to June 30, 1995, respectively.

PROVISION FOR LOAN LOSSES.

The provision for loan losses remained relatively stable at $50,000 and $125,000 for the three and nine month periods ended June 30, 1996 as compared to $30,000 and $90,000 for the three and nine month periods ended June 30, 1995. It is management's determination that these provisions were adequate for the respective periods based upon management's review of the loan portfolio.

OTHER INCOME.

Total other income was relatively stable, increasing by $9,000, or 1.0% for the three month period ended June 30, 1996 as compared to the same period in the previous year. The increase was primarily due to the net effect of a $238,000 increase in net gain on sale of mortgage securities and other securities, an increase of $52,000 in other operating income, partially offset by a decrease of $269,000 in fees and service charges, and a decrease of $12,000 in rental income. Total other income for the nine month period ended June 30, 1996 increased by $0.7 million, or 24.3% to $3.4 million from $2.7 million for the nine months ended June 30, 1995. The increase was primarily due to an increase of $1.3 million in net gains on the sale of mortgage securities and other securities, partially offset by a decrease of $0.6 in fees and service charges, as well as by a $41,000 decrease in other operating income. The $0.2 million increase in net gain on sales of mortgage securities and other securities for the three months ended June 30, 1996, and the $1.3 million increase in net gain on sales of mortgage securities and other securities for the nine months ended June 30, 1996 were primarily as a result of the Registrant selling $3.2 million high coupon GNMAs at a premium because they were experiencing higher than expected prepayments, and selling a portion of the floating-rate CMO portfolio which was indexed to the Eleventh District Cost of Funds because the portfolio was overweighted in this lagging index, based upon management's asset/liability management objectives. Proceeds from the sales were invested in adjustable rate GNMAs and FHLMCs, fixed rate CMOs with a weighted average life of five years, callable agency securities and five-year U.S. Treasury Notes. The decreases in fees and service charges for the three month period ending June 30, 1996 are primarily attributable to the absence of $247,000 in non-recurring mortgage loan late charge fees, release fees, and transfer fees which were recorded during the three month period ended June 30, 1995. The decreases in fees and service charges for the nine month period ended June 30, 1996 are primarily attributable to the absence of $344,000 in non-recurring mortgage loan late charges, release fees, and appraisal fees which were collected during the nine month period ended June 30, 1995, as well as $175,000 less in penalties on early withdrawal of certificates of deposit.

                  Home Financial Corporation and Subsidiaries

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - CONTINUED

OTHER EXPENSE.

Total other expense was relatively stable, decreasing $0.1 million, or 2.3% for the three month period ended June 30, 1996 as compared to the same period in the previous year. The decrease was the net result of a decrease of $205,000 in employee compensation and benefits, a $21,000 decrease in occupancy and equipment costs, offset by an increase of $14,000 in FDIC premiums, and an increase in other operating expense of $122,000. Total other expense for the nine months ended June 30, 1996 increased by $0.3 million, or 2.7% to $11.7 million from $11.4 million for the nine months ended June 30, 1995, primarily due to the increase of $0.3 million in employee compensation and benefits, an increase of $0.2 million in other operating expense, offset by a decrease of $0.2 million in occupancy and equipment costs.

The Bank's deposit liabilities are insured by the Savings Association Insurance Fund (the "SAIF") of the FDIC. A number of proposals to more adequately fund the SAIF are being discussed by the Congress. Among the proposals is a one time assessment on thrift deposits of 85 to 90 basis points per $100 of SAIF insured deposits, based on deposits as of March 31, 1995. If this proposal is enacted, the Bank will incur a liability of approximately $7.2 million. This amount would be reflected by a charge against income in the period the liability is incurred. Management is unable to predict whether this proposal will become law or, if enacted, whether the amount of the proposal assessment would remain as stated above.

TAXES.

The Registrant's income taxes on continuing operations for the three months and nine months ended June 30, 1996 as compared to the three months and nine months ended June 30, 1995, increased by $132,000 and $16,000 respectively, primarily as a result of changes in taxable income before income taxes.

PENDING BUSINESS COMBINATION

On June 16, 1996 Home Financial Corporation entered into a merger agreement (the Merger Agreement) with First Union Corporation whereby each outstanding share of the Registrant's common stock will be converted into 0.2233 (the Exchange Ratio) shares of the common stock of First Union Corporation, subject to adjustment under certain circumstances. In connection with the Merger Agreement, the Registrant agreed to dispose of assets of AHSC, which were recorded at net realizable value and included in other assets. On July 1, 1996, AHSC entered into a Purchase and Sale agreement, pursuant to which the AHSC Assets were sold for a purchase price, subject to possible adjustment due to AHSC's warranty at title with respect to the assets sold, of $20.3 million, or 70% of the $29.0 million book value of such assets on the date of the disposition. The transaction closed on July 5, 1996, and the total consideration was received in cash on that date. By the terms of the Merger Agreement, the Exchange Ratio will be adjusted to the extent the purchase price paid in the AHSC disposition, as increased by the amount which equals the marginal tax rate with respect to the loss recognized by AHSC for tax purposes, is greater than 70% of the book value of the AHSC Assets. For tax purposes, AHSC recognized a tax benefit of approximately $4.6 million on the AHSC Asset disposition. Because the aggregate tax adjusted purchase price, for purposes of determining the Exchange Ratio exceeded 70% of the book value of the AHSC Assets, management estimates that as a result of the sale the Registrant's shareholders will receive approximately $0.17 per share additional value in connection with the aquisition in the form of an increase in the Exchange Ratio. The actual increase in the Exchange Ratio will be determined based on the average of the closing sale price of First Union Corporation common stock for the ten trading days prior to the closing date, and cannot be determined until such time. Due to the sale, aloss from discontinued operations of $5.0 million, or $0.21 per share, was recognized net of the related tax effects for both the three and nine month periods ended June 30, 1996.

PART II.         OTHER INFORMATION

Item 1.  Legal Proceedings

There are various claims and lawsuits in which the Registrant is periodically involved incidental to the Registrant's business. In the opinion of management, no material loss or gain is expected from any of such pending claims or lawsuits.

Item 2.  Changes in Securities

Not Applicable.

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Stockholders

No matters were submitted to a vote of stockholders during the three months ended June 30, 1996.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 27  Financial Data Schedule (for SEC use only)

Exhibit 99 Press release relating to the sale of American Home Service Corporation assets

                  Home Financial Corporation and Subsidiaries


SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                   HOME FINANCIAL CORPORATION


Date:    August 12, 1996                   By: /s/ Harry K. MacDougall
                                              --------------------------------
                                              Harry K. MacDougall
                                              Executive Vice President and
                                              Chief Operating Officer


Date:    August 12, 1996                   By: /s/ Elaine W. Hedleston
                                              --------------------------------
                                              Elaine W. Hedleston
                                              Vice President / Treasurer